Form 10-Q
period 2014-08-31
MILESTONE INTERNATIONAL, CORP.
filed 2014-10-03
CIK 1578731

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2014

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No. 333-190726

MILESTONE INTERNATIONAL, CORP.
(Exact name of registrant as specified in its charter)

Nevada	7370	30-0780061
(State or jurisdiction of incorporation or organization)	Primary Standard Industrial Classification Code Number	IRS Employer Identification Number

 9 Tankovaya Street, Ste. 2

Kaliningrad, Russia, 236038

(Address of principal executive offices)

Telephone +40312210477
(Issuer’s telephone number)

1 | Page

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X ]   No[    ]

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [  ]

Accelerated filer [   ]

Non-accelerated filer [   ]

Smaller reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]  No [ X ]

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years.

N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.  Yes[   ]  No[   ]

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of October 3, 2014
Common Stock, $0.001	5,090,000

2 | Page

MILESTONE INTERNATIONAL, CORP.

Form 10-Q

3 | Page

MILESTONE INTERNATIONAL, CORP. BALANCE SHEETS (UNAUDITED)
	AUGUST 31, 2014	MAY 31, 2014
ASSETS
Current Assets
Cash	$ 1,308	$ 18,642
Subscription receivable	-	800
Total current assets	1,308	19,442
Total assets	$ 1,308	$ 19,442
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current liabilities
Loan payable- related party	1,824	1,824
Total liabilities	1,824	1,824
Stockholders’ Equity
Common stock, $0.001 par value, 75,000,000 shares authorized;
5,090,000 and 4,990,000 shares issued and outstanding as of August 31, 2014 and May 31, 2014	5,090	4,990
Additional paid-in-capital	20,710	18,810
Accumulated deficit	(26,316)	(6,182)
Total stockholders’ equity	(516)	17,618
Total liabilities and stockholders’ equity	$ 1,308	$ 19,442

See accompanying notes to the unaudited financial statements

4 | Page

MILESTONE INTERNATIONAL, CORP. STATEMENTS OF EXPENSES (UNAUDITED)
	THREE MONTHS ENDED AUGUST 31, 2014	THREE MONTHS ENDED AUGUST 31, 2013
Revenue	-	$ 1,000
Operating Expenses
General and administrative expenses	20,134	5,436
Total operating expenses	20,134	5,436
Net loss	$ (20,134)	$ (4,436)
Basic and diluted loss per common share	(0.00)	(0.00)
Weighted average shares outstanding	5,086,739	4,000,000

See accompanying notes to the unaudited financial statements

5 | Page

MILESTONE INTERNATIONAL, CORP. STATEMENTS OF CASH FLOWS (UNAUDITED)
	THREE MONTHS ENDED AUGUST 31, 2014	THREE MONTHS ENDED AUGUST 31, 2013
Operating Activities
Net loss	$ (20,134)	$ (4,436)
Adjustments to reconcile net loss to net cash
Changes in operating assets and liabilities:
Accounts payable- related party	-	-
Net cash used in operating activities	(20,134)	(4,436)
Financing Activities
Proceeds from issuance of common stock	2,000	-
Proceeds from related party loan	-	1,550
Net cash provided by financing activities	2,000	1,550
Net increase (decrease) in cash and equivalents	(17,334)	(2,886)
Cash and equivalents at beginning of the period	18,642	4,050
Cash and equivalents at end of the period	$ 1,308	$ 1,164
Supplemental cash flow information:
Cash paid for:
Interest	$ -
Taxes	$ -

See accompanying notes to the unaudited financial statements

6 | Page

MILESTONE INTERNATIONAL, CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

AUGUST 31, 2014

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Milestone International, Corp. (“we”, “our”, “Milestone” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with Milestone’s audited 2014 annual financial statements and notes thereto filed on Form 10-K with the SEC. In the opinion of management, all adjustments, consisting of normal reoccurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods present have been reflected herein. The results of operation for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements, which would substantially duplicate the disclosure required in Milestone’s fiscal 2014 financial statements have been omitted.

NOTE 2 – GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has not generated any revenues and has incurred losses since inception resulting in an accumulated deficit of $26,316 as of August 31, 2014 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of common stock.

NOTE 3 – RELATED PARTY TRANSACTIONS

Since inception through August 31, 2014, the Director advanced the Company $1,824 to pay for general and administrative expenses. This loan is non-interest bearing, due upon demand and unsecured.

NOTE 4 – EQUITY

During June 2014, the Company issued 100,000 common shares for cash proceeds of $2,000.

7 | Page

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

CURRENT BUSINESS OPERATIONS

Milestone International, Corp. is a Russia based corporation that operates a business in yacht maintenance in Russia.

To date, our business operations have been limited to primarily, the development of a business plan, the completion of private placements for the offer and sale of our common stock, discussing the offers of yacht maintenance services with potential customers, and the signing of the service agreement with Inturia, Ltd., a private Russian company.  As of August 31, 2014 the revenue of $3,800 was recognized pursuant to the signed service agreement.

RESULTS OF OPERATIONS

As of August 31, 2014, we had total assets of $1,308 and total liabilities of $1,824.  We anticipate that we will continue to incur substantial losses in the next 12 months. Our financial statements have been prepared assuming that we will continue as a going concern.  We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

8 | Page

Three Months Period Ended August 31, 2014

Revenue

During the three months period ended August 31, 2014 we had no revenue recognized.

Operating Expenses

During the three month period ended August 31, 2014, we incurred general and administrative expenses of $20,134. General and administrative expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

Net Loss

Our net loss for the three months period ended August 31, 2014 was $20,134 due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

As of August 31, 2014

As at August 31, 2014 our current assets were $1,308 compared to $19,442 in current assets at May 31, 2014. As at August 31, 2014, our current liabilities were $1,824 compared to $1,824 in current liabilities at May 31, 2014.

Stockholders’ equity decreased from $17,618 as of May 31, 2014 to $(516) as of August 31, 2014.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three month period ended August 31, 2014, net cash flows used in operating activities was $20,134. We incurred a net loss of $20,134.

Cash Flows from Investing Activities

We neither used nor generated cash flow from investing activities during the three months period ended August 31, 2014.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the three months period ended August 31, 2014 net cash flows from financing activities was $2,000 received from proceeds from issuance of common stock.

9 | Page

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

MATERIAL COMMITMENTS

As of the date of this Quarterly Report, we do not have any material commitments.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

10 | Page

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No unregistered shares were sold during the three months periods ended August 31, 2014.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the three months period ended August 31, 2014.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibits:

31.1 Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

31.2 Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1 Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Milestone International, Corp.
Dated: October 3, 2014	By:/s/Yahor Bryshtsel
Yahor Bryshtsel, President and Chief Executive Officer and Chief Financial Officer

11 | Page