Form 10-Q
period 2014-11-30
MILESTONE INTERNATIONAL, CORP.
filed 2015-01-15
CIK 1578731

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2014

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of January 15, 2015
Common Stock, $0.001	5,090,000

2 | Page

MILESTONE INTERNATIONAL, CORP.

Form 10-Q

3 | Page

MILESTONE INTERNATIONAL, CORP. BALANCE SHEETS (UNAUDITED)
	NOVEMBER 30, 2014	MAY 31, 2014
ASSETS
Current Assets
Cash	$ -	$ 18,642
Subscription receivable	-	800
Total current assets	-	19,442
Total assets	$ -	$ 19,442
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current liabilities
Loan payable- related party	2,074	1,824
Accounts payable	2,192	-
Total liabilities	4,266	1,824
Stockholders’ Equity (Deficit)
Common stock, $0.001 par value, 75,000,000 shares authorized;
5,090,000 and 4,990,000 shares issued and outstanding as of November 30, 2014 and May 31, 2014	5,090	4,990
Additional paid-in-capital	20,710	18,810
Accumulated deficit	(30,066)	(6,182)
Total stockholders’ equity (deficit)	(4,266)	17,618
Total liabilities and stockholders’ equity (deficit)	$ -	$ 19,442

See accompanying notes to the unaudited financial statements

4 | Page

MILESTONE INTERNATIONAL, CORP. STATEMENTS OF OPERATIONS (UNAUDITED)
	THREE MONTHS ENDED NOVEMBER 30, 2014	THREE MONTHS ENDED NOVEMBER 30, 2013	SIX MONTHS ENDED NOVEMBER 30, 2014	SIX MONTHS ENDED NOVEMBER 30, 2013
Revenue	$ -	$ 1,500	$ -	$ 2,500
Operating Expenses
General and administrative expenses	3,750	60	23,884	5,496
Total operating expenses	3,750		23,884	5,496
Net income (loss)	$ (3,750)	$ 1,440	$ (23,884)	$ (2,996)
Basic and diluted loss per common share	(0.00)	(0.00)	(0.00)	(0.00)
Weighted average shares outstanding	5,090,000	4,000,000	5,088,361	4,000,000

See accompanying notes to the unaudited financial statements

5 | Page

MILESTONE INTERNATIONAL, CORP. STATEMENTS OF CASH FLOWS (UNAUDITED)
	SIX MONTHS ENDED NOVEMBER 30, 2014	SIX MONTHS ENDED NOVEMBER 30, 2013
Operating Activities
Net loss	$ (23,884)	$ (2,996)
Adjustments to reconcile net loss to net cash
Changes in operating assets and liabilities:
Accounts payable	2,183	1,550
Net cash used in operating activities	(21,701)	(1,446)
Financing Activities
Proceeds from issuance of common stock	2,800	-
Proceeds from related party loan	250	-
Short-term borrowings	9
Net cash provided by financing activities	3,059	-
Net decrease in cash and equivalents	(18,642)	(1,446)
Cash and equivalents at beginning of the period	18,642	4,050
Cash and equivalents at end of the period	$ -	$ 2,604
Supplemental cash flow information:
Cash paid for:
Interest	$ -	$ -
Taxes	$ -	$ -

See accompanying notes to the unaudited financial statements

6 | Page

MILESTONE INTERNATIONAL, CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

NOVEMBER 30, 2014

NOTE 1 – BASIS OF PRESENTATION

The accompanying financial statements include all accounts of the Company and in the opinion of management, reflect all adjustments, which include all normal recurring adjustments, necessary to state fairly the Company’s financial position, results of operations and cash flows for the period from September 30, 2014 to November 30, 2014. This financial statement period is not an indicative of the results to be expected for the year ending May 31, 2015, or for any other interim period in future. The unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  The information included in this Form 10-Q should be read in conjunction with information included in the Company’s 2014 Form 10-K for the fiscal year ended May 31, 2014, filed with the U.S. Securities and Exchange Commission on September 2, 2014.

NOTE 2 – GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has not generated any revenues and has incurred losses since inception resulting in an accumulated deficit of $30,066 as of November 30, 2014 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of common stock.

NOTE 3 – RELATED PARTY TRANSACTIONS

Since inception through November 30, 2014, the Director advanced the Company $2,074 to pay for general and administrative expenses. This loan is non-interest bearing, due upon demand and unsecured.

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

To date, our business operations have been limited to primarily, the development of a business plan, the completion of private placements for the offer and sale of our common stock, discussing the offers of yacht maintenance services with potential customers, and the signing of the service agreement with Inturia, Ltd., a private Russian company.  As of November 30, 2014 the revenue of $0 was recognized pursuant to the signed service agreement.

RESULTS OF OPERATIONS

As of November 30, 2014, we had total assets of zero and total liabilities of $4,266.  We anticipate that we will continue to incur substantial losses in the next 12 months. Our financial statements have been prepared assuming that we will continue as a going concern.  We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

8 | Page

Six Months Period Ended November 30, 2014

Revenue

During the six months period ended November 30, 2014 we had no revenue recognized.

Operating Expenses

During the six month period ended November 30, 2014, we incurred general and administrative expenses of $23,884. General and administrative expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

Net Income

Our net income for the six months period ended November 30, 2014 was $23,884.

LIQUIDITY AND CAPITAL RESOURCES

As of November 30, 2014

As at November 30, 2014 our current assets were $ zero compared to $19,442 in current assets at May 31, 2014. As at November 30, 2014, our current liabilities were $4,266 compared to $1,824 in current liabilities at May 31, 2014.

Stockholders’ equity decreased from $17,618 as of May 31, 2014 to $(4,266) as of November 30, 2014.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six month period ended November 30, 2014, net cash flows used in operating activities was $21,701. We incurred a net loss of $23,884.

Cash Flows from Investing Activities

We neither used nor generated cash flow from investing activities during the six months period ended November 30, 2014.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the six months period ended November 30, 2014 net cash flows from financing activities was $2,000 received from proceeds from issuance of common stock.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

9 | Page

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

10 | Page

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No unregistered shares were sold during the six months periods ended November 30, 2014.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the six months period ended November 30, 2014.

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

Milestone International, Corp.
Dated: January 15, 2015	By:/s/Yahor Bryshtsel
Yahor Bryshtsel, President and Chief Executive Officer and Chief Financial Officer

11 | Page