Form 10-Q
period 2015-02-28
MILESTONE INTERNATIONAL, CORP.
filed 2015-04-15
CIK 1578731

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2015

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of April 15, 2015
Common Stock, $0.001	5,090,000

2 | Page

MILESTONE INTERNATIONAL, CORP.

Form 10-Q

3 | Page

MILESTONE INTERNATIONAL, CORP. BALANCE SHEETS (UNAUDITED)
	FEBRUARY 28, 2015	MAY 31, 2014
ASSETS
Current Assets
Cash	$ -	$ 18,642
Subscription receivable	-	800
Total current assets	-	19,442
Total assets	$ -	$ 19,442
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current liabilities
Loan payable- related party	5,324	1,824
Accounts payable	942	-
Total liabilities	6,266	1,824
Stockholders’ Equity (Deficit)
Common stock, $0.001 par value, 75,000,000 shares authorized;
5,090,000 and 4,990,000 shares issued and outstanding as of February 28, 2015 and May 31, 2014	5,090	4,990
Additional paid-in-capital	20,710	18,810
Accumulated deficit	(32,066)	(6,182)
Total stockholders’ equity (deficit)	(6,266)	17,618
Total liabilities and stockholders’ equity (deficit)	$ -	$ 19,442

See accompanying notes to the unaudited financial statements

4 | Page

MILESTONE INTERNATIONAL, CORP. STATEMENTS OF OPERATIONS (UNAUDITED)
	THREE MONTHS ENDED FEBRUARY 28, 2015	THREE MONTHS ENDED FEBRUARY 28, 2014	NINE MONTHS ENDED FEBRUARY 28, 2015	NINE MONTHS ENDED FEBRUARY 28, 2014
Revenue	$ -	$ 1,300	$ -	$ 3,800
Operating Expenses
General and administrative expenses	2,000	2,560	25,884	8,056
Total operating expenses	2,000	2,560	25,884	8,056
Net income (loss)	$ (2,000)	$ 1,260	$ (25,884)	$ (4,256)
Basic and diluted loss per common share	(0.00)	(0.00)	(0.01)	(0.00)
Weighted average shares outstanding	5,090,000	4,000,000	5,088,901	4,000,000

See accompanying notes to the unaudited financial statements

5 | Page

MILESTONE INTERNATIONAL, CORP. STATEMENTS OF CASH FLOWS (UNAUDITED)
	NINE MONTHS ENDED FEBRUARY 28, 2015	NINE MONTHS ENDED FEBRUARY 28, 2014
Operating Activities
Net loss	$ (25,884)	$ (4,256)
Adjustments to reconcile net loss to net cash
Changes in operating assets and liabilities:
Accounts payable	942	-
Net cash used in operating activities	(24,942)	(4,256)
Financing Activities
Proceeds from issuance of common stock	2,800	-
Proceeds from related party loan	3,500	1,550
Net cash provided by financing activities	6,300	1,550
Net decrease in cash and equivalents	(18,642)	(2,706)
Cash and equivalents at beginning of the period	18,642	4,050
Cash and equivalents at end of the period	$ -	$ 1,344
Supplemental cash flow information:
Cash paid for:
Interest	$ -	$ -
Taxes	$ -	$ -

See accompanying notes to the unaudited financial statements

6 | Page

MILESTONE INTERNATIONAL, CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FEBRUARY 28, 2015

NOTE 1 – BASIS OF PRESENTATION

The accompanying financial statements include all accounts of the Company and in the opinion of management, reflect all adjustments, which include all normal recurring adjustments, necessary to state fairly the Company’s financial position, results of operations and cash flows for the period from May 31, 2014 to February 28, 2015. This financial statement period is not an indicative of the results to be expected for the year ending May 31, 2015, or for any other interim period in future. The unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  The information included in this Form 10-Q should be read in conjunction with information included in the Company’s 2014 Form 10-K for the fiscal year ended May 31, 2014, filed with the U.S. Securities and Exchange Commission on September 2, 2014.

NOTE 2 – GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has not generated any revenues and has incurred losses since inception resulting in an accumulated deficit of $32,066 as of February 28, 2015 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of common stock.

NOTE 3 – RELATED PARTY TRANSACTIONS

Since inception through February 28, 2015, the Director advanced the Company $5,324 to pay for general and administrative expenses. This loan is non-interest bearing, due upon demand and unsecured.

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

8 | Page

RESULTS OF OPERATIONS

As of February 28, 2015, we had total assets of zero and total liabilities of $6,266.  We anticipate that we will continue to incur substantial losses in the next 12 months. Our financial statements have been prepared assuming that we will continue as a going concern.  We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Three Months Period Ended February 28, 2015

Revenue

During the three months period ended February 28, 2015 we recognized no revenues.

Operating Expenses

During the three month period ended February 28, 2015 we incurred general and administrative expenses of $2,000. General and administrative expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and developmental costs.

Net Loss

Our net loss for the three months period ended February 28, 2015 was $2,000.

Nine Months Period Ended February 28, 2015

Revenue

During the nine months period ended February 28, 2015, we had no revenue recognized.

Operating Expenses

During the nine month period ended February 28, 2015, we incurred general and administrative expenses of $25,884. General and administrative expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

Net Income

Our net loss for the nine months period ended February 28, 2015 was $25,884.

9 | Page

LIQUIDITY AND CAPITAL RESOURCES

As of February 28, 2015

As at February 28, 2015 our current assets were $ zero compared to $19,442 in current assets at May 31, 2014. As at February 28, 2015, our current liabilities were $6,266 compared to $1,824 in current liabilities at May 31, 2014.

Stockholders’ equity decreased from $17,618 as of May 31, 2014 to $(6,266) as of February 28, 2015.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine month period ended February 28, 2015, net cash flows used in operating activities was $24,951. We incurred a net loss of $25,884.

Cash Flows from Investing Activities

We neither used nor generated cash flow from investing activities during the nine months period ended February 28, 2015.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the nine months period ended February 28, 2015 net cash flows from financing activities was $6,309. Of which $2,000 received from proceeds from issuance of common stock.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next three months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) developmental expenses associated with a start-up business and (ii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

10 | Page

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

TEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

ITEM 4. CONTROLS AND PROCEDURES

We conducted an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report.

Based on this evaluation, our chief executive officer and chief financial officer concluded that as of the evaluation date our disclosure controls and procedures were not effective. Our procedures were designed to ensure that the information relating to our company required to be disclosed in our SEC reports is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow for timely decisions regarding required disclosure. Management is currently evaluating the current disclosure controls and procedures in place to see where improvements can be made.

11 | Page

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

No unregistered shares were sold during the nine months periods ended February 28, 2015.

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

Milestone International, Corp.
Dated: April 15, 2015	By:/s/Yahor Bryshtsel
Yahor Bryshtsel, President and Chief Executive Officer and Chief Financial Officer

12 | Page