Form 10-K
period 2015-05-31
HashingSpace Corp
filed 2015-08-31
CIK 1578731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended May 31, 2015

Commission File No. 333-190726

HASHIGSPACEHASHINGSPACE CORPORATION
 (Exact name of registrant as specified in its charter)

(formerly known as Milestone International, Corp.)

Nevada	7370	30-0780061
(State or Other Jurisdiction of	(Primary Standard Industrial	(IRS Employer
Incorporation or Organization)	Classification Number)	Identification Number)

5042 Wilshire Blvd #26900
Los Angeles, CA  90036
Telephone 855-427-4464
 (Address and telephone number of registrant's executive office)

Securities registered pursuant to Section 12(b) of the Act: Common Stock, par value $0.001 per share.

Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required  to file  reports  pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K  is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐                         Accelerated filer ☐
Non-accelerated filer ☐                           Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐  No ☒

No market value has been computed based upon the fact that no active trading market has been established as of November 30, 2014.

As of August 31, 2015, the registrant had 166,762,441 shares of common stock issued and outstanding.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. This Current Report includes statements regarding our plans, goals, strategies, intent, beliefs or current expectations. These statements are expressed in good faith and based upon a reasonable basis when made, but there can be no assurance that these expectations will be achieved or accomplished. These forward-looking statements can be identified by the use of terms and phrases such as "believe," "plan," "intend," "anticipate," "target," "estimate," "expect," and the like, and/or future-tense or conditional constructions ("will," "may," "could," "should," etc.). Items contemplating or making assumptions about actual or potential future sales, market size, collaborations, and trends or operating results also constitute such forward-looking statements.

Although forward-looking statements in this report reflect the good faith judgment of management, forward-looking statements are inherently subject to known and unknown risks, business, economic and other risks and uncertainties that may cause actual results to be materially different from those discussed in these forward-looking statements. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We assume no obligation to update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report, other than as may be required by applicable law or regulation. Readers are urged to carefully review and consider the various disclosures made by us in our reports filed with the Securities and Exchange Commission ("SEC") which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operation and cash flows. If one or more of these risks or uncertainties materialize, or if the underlying assumptions prove incorrect, our actual results may vary materially from those expected or projected.

BACKGROUND

On July 10, 2015, HashingSpace Corporation, a Delaware corporation ("HSC") consummated a Stock Purchase Agreement whereby HashingSpace acquired 120,000,000 shares (the "Control Shares") of the common stock, par value $0.001 per share (the "Common Stock") of HashingSpace Corporation (the "Registrant" or the "Company") held by Yahor Bryshtsel.  The acquisition of the Shares, which represent approximately 78% of the outstanding shares of the Registrant's common stock, resulted in a change in control of the Registrant.  Also on July 6, 2015, Mr. Bryshtsel resigned as the Registrant's sole officer and director.  Timothy M. Roberts, the Chief Executive Officer of HSC was appointed as the Registrant's Chairman and Chief Executive Officer to fill such vacancy.

On July 10, 2015, the Registrant entered into and consummated an Agreement of Merger and Plan of Reorganization (the "Merger Agreement"), with HASH Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of the Registrant ("Acquisition") and HSC.    Pursuant to the terms of the Merger Agreement, Acquisition merged with and into HSC in a statutory reverse triangular merger (the "Merger") with HSC surviving as a wholly-owned subsidiary of the Registrant.  As consideration for the Merger, we issued the Shareholders of HSC (the "HSC Shareholders") an aggregate of One Hundred and Twenty Million (120,000,000) shares of our Common Stock issued to the HSC Shareholders in accordance with their pro rata ownership of HSC Shares and Six Hundred Thousand (600,000) shares of Series A Preferred Stock (collectively, the "Merger Shares").  Additionally, pursuant to the Merger Agreement, HSC agreed to retire and cancel the Control Shares it had acquired from Mr. Bryshtsel.  Following the Merger, the Registrant adopted the business plan of HSC in the Bitcoin mining operations and ASIC hosting industry.

Simultaneously upon closing of the Merger, the Registrant issued a total of 8,446,132 shares of Common Stock as a result of the conversion of an aggregate of $238,250 in convertible promissory notes (the "Notes") held by HSC. The Notes originally bore interest at the rate of ten percent (10%) per annum and were to mature in May and June of 2016.

GENERAL

HashingSpace Corporation, formerly known as Milestone International, Corp. (“HashingSpace”, "the Company", “our” or "we") was incorporated under the laws of the State of Nevada on April 18, 2013. Prior to the Merger, the Company an interior design service company in its targeted markets, which consisted of the Kaliningrad, Russia. Our registration statement has been filed with the Securities and Exchange Commission on August 20, 2013 and has been declared effective on May 12, 2014.

RESEARCH AND DEVELOPMENT EXPENDITURES

Prior to the Merger, we did not incur any research or development expenditures since our incorporation.

SUBSIDIARIES

Prior to the Merger, we did not have any subsidiaries.  As of the date of this report, HashingSpace Corporation, a Delaware corporation, is our sole subsidiary.

PATENTS AND TRADEMARKS

Prior to the Merger, we did not own, either legally or beneficially, any patents or trademarks.

ITEM 1A. RISK FACTORS

RISK FACTORS

OUR SECURITIES ARE HIGHLY SPECULATIVE, AND PROSPECTIVE PURCHASERS SHOULD BE AWARE THAT AN INVESTMENT IN THE SECURITIES INVOLVES A HIGH DEGREE OF RISK. ACCORDINGLY, PROSPECTIVE PURCHASERS SHOULD CAREFULLY CONSIDER THE FOLLOWING RISK FACTORS IN ADDITION TO THE OTHER INFORMATION IN THIS CURRENT REPORT AND RELATED EXHIBITS, INCLUDING OUR FINANCIAL STATEMENTS.

RISK FACTORS ASSOCIATED WITH OUR BUSINESS
Risk Factors Related to the Bitcoin Network and Bitcoins
The loss or destruction of a private key required to access a bitcoin may be irreversible. Our loss of access to our private keys or our experience of a data loss relating to our bitcoins could have a material adverse effect on our business.
Bitcoins are controllable only by the possessor of both the unique public key and private key relating to the local or online digital wallet in which the bitcoins are held. We are required by the operation of the bitcoin network to publish the public key relating to a digital wallet in use by us when it first verifies a spending transaction from that digital wallet and disseminates such information into the bitcoin network.   To the extent a private key is lost, destroyed or otherwise compromised and no backup of the private key is accessible, we will be unable to access the bitcoins held in the related digital wallet and the private key will not be capable of being restored by the bitcoin network. Any loss of private keys relating to digital wallets used to store our bitcoins could have a material adverse effect on our business.
The further development and acceptance of the bitcoin network, which represent a new and rapidly changing industry, are subject to a variety of factors that are difficult to evaluate. The slowing or stopping of the development or acceptance of the bitcoin network would have an adverse material effect on our business.
Cryptocurrencies, such as bitcoins, may be used, among other things, to buy and sell goods and services are a new and rapidly evolving industry of which the bitcoin network is a prominent, but not unique, part. The growth of the cryptocurrency industry in general, and the bitcoin network in particular, is subject to a high degree of uncertainty. The factors affecting the further development of the cryptocurrency industry, as well as the bitcoin network, include, without limitation:

•	continued worldwide growth in the adoption and use of bitcoins and other cryptocurrencies;

•
government and quasi-government regulation of bitcoins and other cryptocurrencies and their use, or restrictions on or regulation of access to and operation of the bitcoin network or similar cryptocurrencies systems;

•	the maintenance and development of the open-source software protocol of the bitcoin network;

•	changes in consumer demographics and public tastes and preferences;

•	the availability and popularity of other forms or methods of buying and selling goods and services, including new means of using fiat currencies; and

•	general economic conditions and the regulatory environment relating to cryptocurrencies.
A decline in the popularity or acceptance of the bitcoin network would adversely affect our results of operations.

The price of bitcoin is extremely volatile.  Fluctuations in the price of bitcoins could materially and adversely effect our business.

The price of bitcoin is a significant uncertainty for our business.  The price of bitcoins is subject to dramatic fluctuations.  Using an exponential moving average and volume weighting of transaction data, the price of bitcoin is quoted by several publicly-available indexes, including the Coindesk price index, which derives from the transaction prices on electronic market places where exchange participants may use fiat currency to trade, buy and sell bitcoins based on bid-ask trading (“Bitcoin Exchange”). Though the methodology may change in the future, these indexes use US Dollar-denominated trading data from qualified Bitcoin Exchanges with high trading volume in bitcoins. The price of bitcoins has fluctuated widely over the past three years.  For example, the price of a bitcoin reached a igh of approximately $1,216 in November 2013, while the price of a bitcoin was approximately $228 on August 22, 2015.   Several factors may affect index spot price, including, but not limited to:

•	Global bitcoin supply;

•
Global bitcoin demand, which is influenced by the growth of retail merchants’ and commercial businesses’ acceptance of bitcoins as payment for goods and services, the security of online Bitcoin Exchanges and digital wallets that hold bitcoins, the perception that the use and holding of bitcoins is safe and secure, and the lack of regulatory restrictions on their use;

•	Investors’ expectations with respect to the rate of inflation;

•	Interest rates;

•	Currency exchange rates, including the rates at which bitcoins may be exchanged for fiat currencies;

•	Fiat currency withdrawal and deposit policies of Bitcoin Exchanges and liquidity on such Bitcoin Exchanges;

•	Interruptions in service from or failures of major Bitcoin Exchanges;

•	Investment and trading activities of large investors, including private and registered funds, that may directly or indirectly invest in bitcoins;

•	Monetary policies of governments, trade restrictions, currency devaluations and revaluations;

•	Regulatory measures, if any, that affect the use of bitcoins as a form of payment or the purchase of bitcoins on the Bitcoin Market;

•	The maintenance and development of the open-source software protocol of the bitcoin network;

•	Global or regional political, economic or financial events and situations; and

•	Expectations among bitcoin economy participants that the value of bitcoins will soon change.
A decrease in the price of bitcoins may have a material adverse effect on our financial condition and operating results.
Currently, there is believed to be a relatively limited use of bitcoins in the retail and commercial marketplace in comparison to relatively extensive use by speculators, which contribute to price volatility that could adversely affect our business.
Bitcoins and the bitcoin network have only recently become widely accepted as a means of payment for goods and services by many major retail and commercial outlets, and use of bitcoins by consumers to pay such retail and commercial outlets remains limited. Conversely, a significant portion of bitcoin demand is generated by speculators and investors seeking to profit from the short- or long-term holding of bitcoins. A lack of expansion by bitcoins into retail and commercial markets, or a contraction of such use, may result in increased volatility or a reduction in the spot price, either of which could adversely impact our business.

The Core Developers or other programmers could propose amendments to the bitcoin network’s protocols and software that, if accepted and authorized by the bitcoin network’s community, could adversely affect our business.
The bitcoin network is based on a math-based protocol that governs the peer-to-peer interactions between computers connected to the bitcoin network. The code that sets forth the protocol is informally managed by a development team known as the Core Developers. The members of the Core Developers evolve over time, largely based on self-determined participation in the resource section dedicated to bitcoin on Github.com. The Core Developers can propose amendments to the bitcoin network’s source code through one or more software upgrades that alter the protocols and software that govern the bitcoin network and the properties of bitcoins, including the irreversibility of transactions and limitations on the mining of new bitcoins. Proposals for upgrades and discussions relating thereto take place on online forums like GitHub.com and Bitcointalk.org. To the extent that a significant majority of the users and miners on the bitcoin network install such software upgrade(s), the bitcoin network would be subject to new protocols and software that may adversely affect our business. If less than a significant majority of the users and miners on the bitcoin network install such software upgrade(s), the bitcoin network could “fork.” See “Risk Factors—The acceptance of bitcoin network software patches or upgrades by a significant, but not overwhelming, percentage of the users and miners in the bitcoin network could result in a ‘fork’ in the Blockchain….”
The open-source structure of the bitcoin network protocol means that the Core Developers and other contributors to the protocol are generally not directly compensated for their contributions in maintaining and developing the protocol. A failure to properly monitor and upgrade the protocol could damage the bitcoin network, which may harm our business.
The bitcoin network operates based on an open-source protocol maintained by the Core Developers and other contributors, largely on the GitHub resource section dedicated to bitcoin development. As the bitcoin network protocol is not sold and its use does not generate revenues for its development team, the Core Developers are generally not compensated for maintaining and updating the bitcoin network protocol. The Bitcoin Foundation pays, through donations and member dues, a stipend to Chief Scientist Gavin Andresen and Lead Developer Wladimir J. van der Laan. Mike Hearn, a former member of the Core Developers, has criticized the lack of financial incentive for developers to maintain or develop the bitcoin network and indicated that the Core Developers may lack the resources to adequately address emerging issues with the bitcoin network protocol. In November 2014, the Bitcoin Foundation announced it would redirect its efforts principally toward assisting in the direction and funding of Core Development of the bitcoin protocol, rather than political advocacy and educational efforts that were largely focused in North America and Europe. To the extent that material issues arise with the bitcoin network protocol, and the Core Developers and open-source contributor community are unable to address the issues adequately or in a timely manner, the bitcoin network and our business may be adversely affected.
If a malicious actor or botnet obtains control in excess of 50 percent of the processing power active on the bitcoin network, it is possible that such actor or botnet could manipulate the Blockchain in a manner that adversely affects our business and our ability to operate our business as planned.
If a malicious actor or a volunteer or hacked collection of computers controlled by networked software coordinating the actions of the computers referred to as a botnet obtains a majority of the processing power dedicated to mining on the bitcoin network, it may be able to alter the Blockchain on which the bitcoin network and all bitcoin transactions rely by constructing alternate blocks. In such alternate blocks, the malicious actor or botnet could control, exclude or modify transaction information. Using alternate blocks, the malicious actor could “double-spend” its own bitcoins (i.e., spend the same bitcoins in more than one transaction) and prevent the confirmation of other users’ transactions for so long as it maintains control. To the extent that such malicious actor or botnet does not yield its majority control of the processing power on the bitcoin network or the bitcoin community does not reject the fraudulent blocks as malicious, reversing any changes made to the Blockchain may not be possible. Such changes could adversely affect our business or the ability of our business to operate.
In late May and early June 2014, a mining pool known as GHash.io approached and, during a 24- to 48-hour period in early June may have exceeded, the threshold of 50 percent of the processing power on the bitcoin network. To the extent that GHash.io did exceed 50 percent of the processing power on the network, reports indicate that such threshold was surpassed for only a short period, and there are no reports of any malicious activity or control of the Blockchain performed by GHash.io. Furthermore, the processing power in the mining pool appears to have been redirected to other pools on a voluntary basis by participants in the GHash.io pool, as had been done in prior instances when a mining pool exceeded 40 percent of the processing power on the bitcoin network. The approach to and possible crossing of the 50 percent threshold indicate a greater risk that a single mining pool could exert authority over the validation of bitcoin transactions. To the extent that the bitcoin ecosystem, including the Core Developers and the administrators of mining pools, do not act to ensure greater decentralization of bitcoin mining processing power, the feasibility of a malicious actor obtaining in excess of 50 percent of the processing power on the bitcoin network (e.g., through control of a large mining pool or through hacking such a mining pool) will increase, which may adversely impact our business.

The award of bitcoins for solving blocks and transaction fees for recording transactions may diminish, thereby diminishing our profits.  Further, if these amounts are not sufficiently high to incentivize other miners, miners may cease expending processing power to solve blocks and confirmations of transactions on the Blockchain could be slowed. A reduction in the processing power expended by miners on the bitcoin network could increase the likelihood of a malicious actor or botnet obtaining control in excess of 50 percent of the processing power active on the bitcoin network or the Blockchain, potentially permitting such actor or botnet to manipulate the Blockchain in a manner that adversely affects our business or our ability to operate.
If the award of new bitcoins for solving blocks declines and transaction fees are not sufficiently high, the direct effect on our business may be material and adverse. Moreover, other miners may not have an adequate incentive to continue mining and may cease their mining operations. Miners ceasing operations would reduce the collective processing power on the bitcoin network, which would adversely affect the confirmation process for transactions (i.e., temporarily decreasing the speed at which blocks are added to the Blockchain until the next scheduled adjustment in difficulty for block solutions) and make the bitcoin network more vulnerable to a malicious actor or botnet obtaining control in excess of 50 percent of the processing power on the bitcoin network. On December 2 and December 17, 2014, the bitcoin network difficulty for block solutions was adjusted down by 0.73 percent and 1.37 percent, respectively. During the month of December 2014, confirmation time for block solutions was marginally impacted, with average block solution times (based on a seven-day moving average of block solution times) climbing from approximately 7.5 minutes to a high of 9 minutes, which speeds remain faster than the expected 10 minute confirmation time targeted by the bitcoin network protocol. More significant reductions in processing power on the bitcoin network could result in material, though temporary, delays in block solution confirmation time. Any reduction in confidence in the confirmation process or processing power of the bitcoin network may adversely impact our business.
As the number of bitcoins awarded for solving a block in the Blockchain decreases, the incentive for miners to continue to contribute processing power to the bitcoin network will transition from a set reward to transaction fees. Either the requirement from miners of higher transaction fees in exchange for recording transactions in the Blockchain or a software upgrade that automatically charges fees for all transactions may decrease demand for bitcoins and prevent the expansion of the bitcoin network to retail merchants and commercial businesses, resulting in a reduction in the price of bitcoins that could adversely impact our business.
In order to incentivize miners to continue to contribute processing power to the bitcoin network, the bitcoin network may either formally or informally transition from a set reward to transaction fees earned upon solving for a block. This transition could itself have a material and adverse effect on our business by lowering the total revenue derivable from our mining activities.  If this process is accomplished either by miners independently electing to record in the blocks they solve only those transactions that include payment of a transaction fee or by the bitcoin network adopting software upgrades that require the payment of a minimum transaction fee for all transactions. If transaction fees paid for Bitcoin transactions become too high, the marketplace may be reluctant to accept bitcoins as a means of payment and existing users may be motivated to switch from bitcoins to another cryptocurrency or back to fiat currency. Decreased use and demand for bitcoins may adversely affect their value and result in a reduction in the price of bitcoin and materially and adversely affect our business.
To the extent that the profit margins of bitcoin mining operations are not high, operators of bitcoin mining operations are more likely to immediately sell bitcoins earned by mining in the Bitcoin Exchange Market, resulting in a reduction in the price of bitcoins that could adversely impact our business.
Over the past three years, bitcoin network mining operations have evolved from individual users mining with computer processors, graphics processing units and first generation ASIC (application-specific integrated circuit) machines. Currently, new processing power brought onto the bitcoin network is predominantly added by incorporated and unincorporated “institutional” mining operations. A portion of our business is to engage in such “institutional” mining.  Institutional mining operations may use proprietary hardware or sophisticated ASIC machines acquired from ASIC manufacturers. They require the investment of significant capital for the acquisition of this hardware, the leasing of operating space (often in data centers or warehousing facilities), incurring of electricity costs and the employment of technicians to operate the mining farms. As a result, institutional mining operations are of a greater scale than prior bitcoin network miners and have more defined, regular expenses and liabilities. These regular expenses and liabilities require institutional mining operations to more immediately sell bitcoins earned from mining operations on the Bitcoin Exchange Market, whereas it is believed that individual miners in past years were more likely to hold newly mined bitcoins for more extended periods. The immediate selling of newly mined bitcoins greatly increases the supply of bitcoins on the Bitcoin Exchange Market, creating downward pressure on the price of bitcoins.

The extent to which the value of bitcoins mined by an institutional mining operation exceeds the allocable capital and operating costs determines the profit margin of such operation. An institutional mining operation may be more likely to sell a higher percentage of its newly mined bitcoins rapidly if it is operating at a low profit margin—and it may partially or completely cease operations if its profit margin is negative. In a low profit margin environment, a higher percentage of the 3,600 to 4,200 new bitcoins mined each day will be sold into the Bitcoin Exchange Market more rapidly, thereby reducing bitcoin prices. Lower bitcoin prices will result in further tightening of profit margins, particularly for institutional mining operations with higher costs and more limited capital reserves, creating a network effect that may further reduce the price of bitcoins until mining operations with higher operating costs become unprofitable and remove mining power from the bitcoin network. The network effect of reduced profit margins resulting in greater sales of newly mined bitcoins could result in a reduction in the price of bitcoins that could adversely impact our business.
To the extent that any miners cease to record transactions in solved blocks, transactions that do not include the payment of a transaction fee will not be recorded on the Blockchain until a block is solved by a miner who does not require the payment of transaction fees. Any widespread delays in the recording of transactions could result in a loss of confidence in the bitcoin network, which could adversely impact our business
To the extent that any miners cease to record transaction in solved blocks, such transactions will not be recorded on the Blockchain. Currently, there are no known incentives for miners to elect to exclude the recording of transactions in solved blocks; however, to the extent that any such incentives arise (e.g., a collective movement among miners or one or more mining pools forcing bitcoin users to pay transaction fees as a substitute for or in addition to the award of new bitcoins upon the solving of a block), actions of miners solving a significant number of blocks could delay the recording and confirmation of transactions on the Blockchain. Any systemic delays in the recording and confirmation of transactions on the Blockchain could result in greater exposure to double-spending transactions and a loss of confidence in the bitcoin network, which could adversely impact our business.
The acceptance of bitcoin network software patches or upgrades by a significant, but not overwhelming, percentage of the users and miners in the bitcoin network could result in a “fork” in the Blockchain, resulting in the operation of two separate networks until such time as the forked Blockchains are merged. The temporary or permanent existence of forked Blockchains could adversely impact our business.
Bitcoin is an open source project and, although there is an influential group of leaders in the bitcoin network community including the Core Developers, there is no official developer or group of developers that formally controls the bitcoin network. Any individual can download the bitcoin network software and make any desired modifications, which are proposed to users and miners on the bitcoin network through software downloads and upgrades, typically posted to the bitcoin development forum on GitHub.com. A substantial majority of miners and Bitcoin users must consent to those software modifications by downloading the altered software or upgrade that implements the changes; otherwise, the changes do not become a part of the bitcoin network. Since the bitcoin network’s inception, changes to the bitcoin network have been accepted by the vast majority of users and miners, ensuring that the bitcoin network remains a coherent economic system; however, a developer or group of developers could potentially propose a modification to the bitcoin network that is not accepted by a vast majority of miners and users, but that is nonetheless accepted by a substantial population of participants in the bitcoin network. In such a case, and if the modification is material and/or not backwards compatible with the prior version of bitcoin network software, a fork in the Blockchain could develop and two separate bitcoin networks could result, one running the pre-modification software program and the other running the modified version (i.e., a second “Bitcoin” network). Such a fork in the Blockchain typically would be addressed by community-led efforts to merge the forked Blockchains, and several prior forks have been so merged. This kind of split in the bitcoin network could materially and adversely affect the price of bitcoin (and thus the value of our business) and, in the worst case scenario, harm the sustainability of the bitcoin network’s economy.

In August of 2015, in the midst of an increase in bitcoin transaction volume, a significant portion of participants in the bitcoin network began to demand an increase in the number of transactions included in each block of transactions on the bitcoin Blockchain. Another portion of the participants advocated against such an increase.  Each opposing group contained certain Core Developers.  The risk of a fork became, and continues to be at the time of this filing, a timely risk factor that could materially and adversely affect our business.
Intellectual property rights claims may adversely affect the operation of the bitcoin network.
Third parties may assert intellectual property claims relating to the holding and transfer of cryptocurrencies and their source code. Regardless of the merit of any intellectual property or other legal action, any threatened action that reduces confidence in the bitcoin network’s long-term viability or the ability of end-users to hold and transfer bitcoins may adversely affect our business. Additionally, a meritorious intellectual property claim could prevent us and other end-users from accessing the bitcoin network or holding or transferring their bitcoins, which could force us to cease operations.  As a result, an intellectual property claim against us or any large bitcoin network participants could adversely affect our business.
The Bitcoin Exchanges on which bitcoins trade are relatively new and, in most cases, largely unregulated and may therefore be more exposed to fraud and failure than established, regulated exchanges for other products. To the extent that the Bitcoin Exchanges representing a substantial portion of the volume in bitcoin trading are involved in fraud or experience security failures or other operational issues, such Bitcoin Exchanges’ failures may result in a reduction in the spot price and can adversely affect our business.
The Bitcoin Exchanges on which the bitcoins trade are new and, in most cases, largely unregulated. Furthermore, many Bitcoin Exchanges (including several of the most prominent US Dollar denominated Bitcoin Exchanges) do not provide the public with significant information regarding their ownership structure, management teams, corporate practices or regulatory compliance. As a result, the marketplace may lose confidence in, or may experience problems relating to, Bitcoin Exchanges, including prominent exchanges handling a significant portion of the volume of bitcoin trading.
Over the past four years, many Bitcoin Exchanges have been closed due to fraud, failure or security breaches. In many of these instances, the customers of such Bitcoin Exchanges were not compensated or made whole for the partial or complete losses of their account balances in such Bitcoin Exchanges. While smaller Bitcoin Exchanges are less likely to have the infrastructure and capitalization that make larger Bitcoin Exchanges more stable, larger Bitcoin Exchanges are more likely to be appealing targets for hackers and “malware” (i.e., software used or programmed by attackers to disrupt computer operation, gather sensitive information or gain access to private computer systems). Further, the collapse of one such bitcoin exchange, called “Mt. Gox” in February 2014 indicated that even the largest Bitcoin Exchanges could be subject to abrupt failure with consequences for both users of a Bitcoin Exchange and the Bitcoin industry as a whole. In particular, in the two weeks that followed the February 7, 2014 halt of bitcoin withdrawals from Mt. Gox, and the removal of Mt. Gox as an eligible Bitcoin Exchange in the calculation of many indexes, the value of one bitcoin fell precipitously following the publication of the news. Bitcoin exchanges have also been the target of alleged criminal activity.  In the case of Mt. Gox, its founder, Mark Karpeles is under arrested and being held by the Japanese government at the time of this filing.

A lack of stability in the Bitcoin Exchange Market and the closure or temporary shutdown of Bitcoin Exchanges due to fraud, business failure, hackers or malware, or government-mandated regulation may reduce confidence in the bitcoin network and result in greater volatility in the spot price. These potential consequences of a Bitcoin Exchange’s failure could adversely affect our business.
Regulatory changes or actions may alter the nature of our business or restrict the use of bitcoins or the operation of the Bitcoin Network in a manner that adversely affects our business.
Until recently, little or no regulatory attention has been directed toward bitcoins and the Bitcoin Network by US federal and state governments, foreign governments and self-regulatory agencies. As bitcoins have grown in popularity and in market size, the Federal Reserve Board, US Congress and certain US agencies have begun to examine the operations of the Bitcoin Network, Bitcoin users and the Bitcoin Exchange Market. Local state regulators such as the California Department of Financial Institutions and the New York State Department of Financial Services have also initiated examinations of bitcoins, the Bitcoin Network and the regulation thereof. Additionally, a US federal magistrate judge in the US District Court for the Eastern District of Texas has ruled that “Bitcoin is a currency or form of money,” two CFTC commissioners publicly expressed a belief that derivatives based on bitcoins are subject to the same regulation as those based on commodities, and the IRS released guidance treating bitcoins as property that is not currency for US federal income tax purposes, although there is no indication yet whether other courts or federal or state regulators will follow these asset classifications. On June 28, 2014, the Governor of the State of California signed into law a bill that removed state-level prohibitions on the use of alternative forms of currency or value (including bitcoins). The bill indirectly authorizes bitcoins’ use as an alternative form of money in the state. Future regulatory change impacting bitcoin could have a material adverse effect on our business.

Currently, neither the SEC nor the CFTC has formally asserted regulatory authority over bitcoins, the Bitcoin Network or bitcoin trading and ownership. To the extent that bitcoins themselves are determined to be a security, commodity future or other regulated asset, or to the extent that a US or foreign government or quasi-governmental agency exerts regulatory authority over the Bitcoin Network or bitcoin trading and ownership, trading or ownership in bitcoins may be adversely affected.
Bitcoin currently faces an uncertain regulatory landscape in not only the United States but also in many foreign jurisdictions such as the European Union, China and Russia. Various foreign jurisdictions may, in the near future, adopt laws, regulations or directives that affect the Bitcoin Network and its users, particularly Bitcoin Exchanges and service providers that fall within such jurisdictions’ regulatory scope. Such laws, regulations or directives may conflict with those of the United States and may negatively impact the acceptance of bitcoins by users, merchants and service providers outside of the United States and may therefore impede the growth of the Bitcoin economy.
The effect of any future regulatory change or bitcoins is impossible to predict, but such change could be substantial and adverse to our business.
Political or economic crises may motivate large-scale sales of bitcoins, which could result in a reduction in the spot price and adversely affect our business.

As an alternative to fiat currencies that are backed by central governments, cryptocurrencies, such as bitcoins, which are relatively new, are subject to supply and demand forces based upon the desirability of an alternative, decentralized means of buying and selling goods and services, and it is unclear how such supply and demand will be impacted by geopolitical events. Nevertheless, political or economic crises may motivate large-scale acquisitions or sales of bitcoins either globally or locally. Large-scale sales of bitcoins would result in a reduction in the price of bitcoin and adversely affect our business.

Demand for bitcoins is driven, in part, by its status as the most prominent and secure cryptocurrency. It is possible that a cryptocurrency other than bitcoins could have features that make it more desirable to a material portion of the bitcoin user base, resulting in a reduction in demand for bitcoins, which could have a negative impact on the price of bitcoins and adversely affect our business.
As of the time of this filing, there are 672 alternate cryptocurrencies (or “altcoins”) tracked by coinmarketcap.com, having a total market capitalization (including bitcoin) of approximately $3.95 billion, using market prices and total available supply of each cryptocurrency. This included altcoins using a “proof of work” mining structure similar to bitcoin, and those using a “proof of stake” transaction verification system that is different than bitcoin’s mining system. According to coinmarketcap.com’s calculations, Bitcoin represented approximately 83 percent of the total market cap of all cryptocurrencies. Bitcoin also enjoys significantly greater acceptance and usage than other altcoin networks in the retail and commercial marketplace, due in large part to the relatively well-funded efforts of payment processing companies including Coinbase, BitPay and GoCoin.
Despite the marked first-mover advantage of the bitcoin network over other cryptocurrencies, it is possible than an altcoin could become materially popular due to either a perceived or exposed shortcoming of the bitcoin network protocol that is not immediately addressed by the Core Developers or a perceived advantage of an altcoin that includes features not incorporated into bitcoin. If an altcoin obtains significant market share (either in market capitalization, mining power or use as a payment technology), this could reduce bitcoin’s market share and have a negative impact on the demand for, and price of, bitcoins.

We have inadequate capital and need for additional financing to accomplish our business and strategic plans.

We have very limited funds, and such funds are not adequate to develop our current business plan. Our ultimate success may depend on our ability to raise additional capital. In the absence of additional financing or significant revenues and profits, the Company will have to approach its business plan from a much different and much more restricted direction, attempting to secure additional funding sources to fund its growth, borrowing money from lenders or elsewhere or to take other actions to attempt to provide funding. We cannot guarantee that we will be able to obtain sufficient additional funds when needed, or that such funds, if available, will be obtainable on terms satisfactory to us.

Our limited operating history does not afford investors a sufficient history on which to base an investment decision.

We are currently in the early stages of developing our business. Our operations are subject to all the risks inherent in the establishment of a new business enterprise. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays that are frequently encountered in a newly-formed company. There can be no assurance that at this time that we will operate profitably or will have adequate working capital to meet our obligations as they become due.

Investors must consider the risks and difficulties frequently encountered by early stage companies, particularly in rapidly evolving markets. Such risks include the following:

●            increasing awareness of our brand name;
●            meeting customer demand and standards;
●            attaining customer loyalty;
●            developing and upgrading our product and service offerings;
●            implementing our advertising and marketing plan;
●            maintaining our current strategic relationships and developing new strategic relationships;
●            responding effectively to competitive pressures; and
●            attracting, retaining and motivating qualified personnel.

We cannot be certain that our business strategy will be successful or that we will successfully address these risks. In the event that we do not successfully address these risks, our business, prospects, financial condition, and results of operations could be materially and adversely affected and we may not have the resources to continue or expand our business operations.

We may not be able to continue as a going concern.

We had an accumulated deficit of $37,566 at May 31, 2015, a net loss of $31,384 and net cash used in operating activities of $31,125 for the fiscal year then ended. These factors raise substantial doubt in the minds of our auditors about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of the uncertainty regarding our ability to continue as a going concern. If the Company cannot continue as a going concern, its stockholders may lose their entire investment.

If we fail to manage growth or to prepare for product scalability effectively, it could have an adverse effect on our employee efficiency, product quality, working capital levels and results of operations.

Any significant growth in the market for our products or our entry into new markets may require an expansion of our employee base for managerial, operational, financial, and other purposes. As of August 31, 2015, we have two full time employees outside of our management team. During any period of growth, we may face problems related to our operational and financial systems and controls, including quality control and delivery and service capacities. We would also need to continue to expand, train and manage our employee base. Continued future growth will impose significant added responsibilities upon the members of management to identify, recruit, maintain, integrate, and motivate new employees.

Aside from increased difficulties in the management of human resources, we may also encounter working capital issues, as we will need increased liquidity to finance the development of new products, and the hiring of additional employees. For effective growth management, we will be required to continue improving our operations, management, and financial systems and controls. Our failure to manage growth effectively may lead to operational and financial inefficiencies that will have a negative effect on our profitability. We cannot assure investors that we will be able to timely and effectively meet that demand and maintain the quality standards required by our existing and potential customers.

Our management team may not be able to successfully implement our business strategies.

If our management team is unable to execute on its business strategies, then our development, including the establishment of revenues and our sales and marketing activities would be materially and adversely affected. In addition, we may encounter difficulties in effectively managing the budgeting, forecasting and other process control issues presented by any future growth. We may seek to augment or replace members of our management team or we may lose key members of our management team, and we may not be able to attract new management talent with sufficient skill and experience.

If we are unable to retain key executives and other key affiliates, our growth could be significantly inhibited and our business harmed with a material adverse effect on our business, financial condition and results of operations.

Our success is, to a certain extent, attributable to the management, sales and marketing, and operational and technical expertise of certain key personnel. Timothy Roberts, our Chief Executive Officer, performs key functions in the operation of our business. The loss of any of him could have a material adverse effect upon our business, financial condition, and results of operations. We do not maintain key-person insurance for members of our management team because it is cost prohibitive at this point. If we lose the services of any senior management, we may not be able to locate suitable or qualified replacements, and may incur additional expenses to recruit and train new personnel, which could severely disrupt our business and prospects.

We rely on highly skilled personnel and, if we are unable to retain or motivate key personnel or hire additional qualified personnel, we may not be able to grow effectively.

Our performance is largely dependent on the talents and efforts of highly skilled individuals. Our future success depends on our continuing ability to identify, hire, develop, motivate, and retain highly skilled personnel for all areas of our organization. Our continued ability to compete effectively depends on its ability to retain and motivate existing employees. Due to our reliance upon its skilled laborers, the failure to attract, integrate, motivate, and retain current and/or additional key employees could have a material adverse effect on our business, operating results and financial condition. We do not maintain key person life insurance for any of its laborers.

Our success in the future may depend on our ability to establish and maintain strategic alliances, and any failure on our part to establish and maintain such relationships would adversely affect our market penetration and revenue growth.

We may be required to establish strategic relationships with third parties. Our ability to establish strategic relationships will depend on a number of factors, many of which are outside our control, such as the competitive position of our product and marketing plan relative to our competitors. We may not be able to establish other strategic relationships in the future. In addition, any strategic alliances that we establish may subject us to a number of risks, including risks associated with sharing proprietary information, loss of control of operations that are material to developed business and profit-sharing arrangements. Moreover, strategic alliances may be expensive to implement and subject us to the risk that the third party will not perform its obligations under the relationship, which may subject us to losses over which we have no control or expensive termination arrangements. As a result, even if our strategic alliances with third parties are successful, our business may be adversely affected by a number of factors that are outside of our control.

Our financial results may not meet the expectations of investors and may fluctuate because of many factors and, as a result, investors should not rely on our revenue and/or financial projections as indicative of future results.

Fluctuations in operating results or the failure of operating results to meet the expectations investors may negatively impact the value of our securities. Operating results may fluctuate due to a variety of factors that could affect revenues or expenses in any particular quarter. Fluctuations in operating results could cause the value of our securities to decline. Investors should not rely on revenue or financial projections or comparisons of results of operations as an indication of future performance. As a result of the factors listed below, it is possible that in future periods results of operations may be below the expectations of investors. This could cause the market price of our securities to decline. Factors that may affect our quarterly results include:

●            delays in sales resulting from potential customer sales cycles;
●            variations or inconsistencies in return on investment models and results;
●            changes in competition; and
●            changes or threats of significant changes in legislation or rules or standards that would change the drivers for product adoption.

Our strategy may include acquiring companies which may result in unsuitable acquisitions or failure to successfully integrate acquired companies, which could lead to reduced profitability.

We may embark on a growth strategy through acquisitions of companies or operations that complement existing product lines, customers or other capabilities. We may be unsuccessful in identifying suitable acquisition candidates, or may be unable to consummate desired acquisitions. To the extent any future acquisitions are completed, we may be unsuccessful in integrating acquired companies or their operations, or if integration is more difficult than anticipated, we may experience disruptions that could have a material adverse impact on future profitability. Some of the risks that may affect our ability to integrate, or realize any anticipated benefits from, acquisitions include:

●            unexpected losses of key employees or customer of the acquired company;
●            difficulties integrating the acquired company's standards, processes, procedures and controls;
●            difficulties coordinating new product and process development;
●            difficulties hiring additional management and other critical personnel;
●            difficulties increasing the scope, geographic diversity and complexity of our operations;
●            difficulties consolidating facilities, transferring processes and know-how;
●            difficulties reducing costs of the acquired company's business;
●            diversion of management's attention from our management; and
●            adverse impacts on retaining existing business relationships with customers.

Establishing a new brand requires an effective marketing strategy which may take a long period of time.

Our principal business strategy is to develop our services as a respected brand within the industry in which they are marketed and delivered. The marketing of consumer services is highly dependent on creating favorable consumer perception. We have little advertising experience and commitment. We intend to hire an advertising and public relations firm to represent us in the future. However, to date, we have not entered into any agreements to retain a firm to provide such services. Competitors have significantly greater advertising resources and experience and enjoy well-established brand names. There can be no assurance that our initial advertising and promotional activities will be successful in creating the desired consumer perception.

We are operating in a highly competitive market and we are unsure as to whether or not there will be any consumer demand for our services.

Some of our competitors are much larger and better capitalized than we are. It may be that our competitors will better address the same market opportunities that we are addressing. These competitors, either alone or with collaborative partners, may succeed in developing business models that are more effective or have greater market success than our own. The Company is especially susceptible to larger companies that invest more money in marketing. Moreover, the market for our services is potentially large but highly competitive. There is little or no hard data that substantiates the demand for our services or how this demand will be segmented over time.

There is no assurance that the Company will operate profitably or will generate positive cash flow in the future.

The Company is continuing to develop its customer base and service revenues and it is anticipated that it will continue to incur significant losses for the foreseeable future as it carries on this process. In addition, the Company's operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the level of competition and general economic conditions.

We may rely heavily on the success of viral marketing to expand consumer awareness of our services.

If we are unable to maintain or increase the efficacy of our viral marketing strategy or if we otherwise decide to expand the reach of our marketing through use of more costly marketing campaigns, we may experience an increase in marketing expenses which could have an adverse effect on our results of operations. We cannot assure you that we will be successful in maintaining or expanding our customer base and failure to do so would materially reduce our revenue and adversely affect our business, operating results and financial condition.

To compete effectively, we must continue to invest significant resources in the development of our service to enhance the user experience of our customers.

There can be no assurance that we will be able to compete successfully for customers in the future against existing or new competitors and failure to do so could result in loss of existing or potential customers, reduced revenue, increased marketing expenses or diminished brand strength, any of which could harm our business.

We may be unable to protect our proprietary technology or keep up with that of our competitors.

Our success depends to a significant degree upon the protection of our software and other proprietary intellectual property rights.  We may be unable to deter misappropriation of our proprietary information, detect unauthorized use or take appropriate steps to enforce our intellectual property rights.  In addition, our competitors may now have or may in the future develop technologies that are as good as or better than our technology without violating our proprietary rights.  Our failure to protect our software and other proprietary intellectual property rights or to utilize technologies that are as good as our competitors' could put us at a disadvantage to our competitors.

We may not be able to obtain trademark protection for our marks, which could impede our efforts to build brand identity.

We have not filed any trademark applications with the Patent and Trademark Office.  There can be no assurance that any application that we may file will be successful or that we will be able to secure significant protection for our trademark in the United States or elsewhere as we expand internationally.  Our competitors or others could adopt product or service marks similar to our mark, or try to prevent us from using our mark, thereby impeding our ability to build brand identity and possibly leading to customer confusion.  Any claim by another party against us or customer confusion related to our trademark, or our failure to obtain trademark registration, could harm our business.

We may be accused of infringing intellectual property rights of third parties.

Other parties may claim that we infringe their intellectual property rights.  In the future we may be subject to legal claims of alleged infringement of the intellectual property rights of third parties.  The ready availability of damages, royalties and the potential for injunctive relief has increased the defense litigation costs of patent infringement claims, especially those asserted by third parties whose sole or primary business is to assert such claims.  Such claims, even if not meritorious, may result in significant expenditure of financial and managerial resources, and the payment of damages or settlement amounts.  Additionally, we may become subject to injunctions prohibiting us from using software or business processes we currently use or may need to use in the future, or requiring us to obtain licenses from third parties when such licenses may not be available on financially feasible terms or terms acceptable to us or at all.  In addition, we may not be able to obtain on favorable terms, or at all, licenses or other rights with respect to intellectual property we do not own in providing ecommerce services to other businesses and individuals under commercial agreements.

If we fail to adequately control fraudulent credit card transactions, we may face civil liability, diminished public perception of our security measures and significantly higher credit card-related costs, each of which could adversely affect our business, financial condition and results of operations.

We may not be able to obtain a merchant processing account and, if we do, we are unable to maintain our chargeback rate or refund rates at acceptable levels, credit card and debit card companies may increase our transaction fees or terminate their relationships with us. Any increases in our credit card and debit card fees could adversely affect our results of operations, particularly if we elect not to raise our rates for our service to offset the increase. The termination of our ability to process payments on any major credit or debit card would significantly impair our ability to operate our business.

We incorporate and include third-party software into and with our applications and service offerings and expect to continue to do so.

The operation of our applications and service offerings could be impaired if errors occur in the third-party software that we use. It may be more difficult for us to correct any defects in third-party software because the development and maintenance of the software is not within our control. Accordingly, our business could be adversely affected in the event of any errors in this software. There can be no assurance that any third-party licensors will continue to make their software available to us on acceptable terms, to invest the appropriate levels of resources in their software to maintain and enhance its capabilities, or to remain in business. Any impairment in our relationship with these third-party licensors could harm our ability to maintain and expand the reach of our service, increase listener hours and sell advertising, each of which could harm our operating results, cash flow and financial condition.

Our financial condition is affected by worldwide economic conditions. To the extent that overall economic conditions reduce spending on Bitcoin services, our ability to retain current and obtain new customers could be hindered, which could reduce our revenue and negatively impact our business.

Our business is subject to the risks of earthquakes, fires, floods and other natural catastrophic events and to interruption by man-made problems such as computer viruses or terrorism.

Our systems and operations are vulnerable to damage or interruption from earthquakes, fires, floods, power losses, telecommunications failures, terrorist attacks, acts of war, human errors, break-ins or similar events. For example, a significant natural disaster, such as an earthquake, fire or flood, could have a material adverse impact on our business, operating results and financial condition, and our insurance coverage may be insufficient to compensate us for losses that may occur. In addition, acts of terrorism could cause disruptions in our business or the economy as a whole. Our servers may also be vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering with our computer systems, which could lead to interruptions, delays, loss of critical data or the unauthorized disclosure of confidential customer data. As we rely heavily on our servers, computer and communications systems and the internet to conduct our business and provide high quality service to our customers, such disruptions could negatively impact our ability to run our business, result in loss of existing or potential customers, and increased maintenance costs, which would adversely affect our operating results and financial condition.

RISKS RELATED TO THE SECURITIES MARKETS AND INVESTMENTS IN OUR COMMON STOCK

Our executive officers and certain stockholders possess the majority of our voting power, and through this ownership, control our Company and our corporate actions.

Our current executive officers and certain large shareholders of the Company, hold approximately 73.2% of the voting power of the outstanding shares immediately after the Merger. These officers have a controlling influence in determining the outcome of any corporate transaction or other matters submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, election of directors, and other significant corporate actions. As such our executive officers have the power to prevent or cause a change in control; therefore, without their consent we could be prevented from entering into transactions that could be beneficial to us.  The interests of our executive officers may give rise to a conflict of interest with the Company and the Company's shareholders. For additional details concerning voting power please refer to the section below entitled "Description of Securities."

There is a substantial lack of liquidity of our common stock and volatility risks.

Our common stock is quoted on the OTC Markets under the symbol "HSHS." The liquidity of our common stock may be very limited and affected by our limited trading market. The OTC Market is an inter-dealer market much less regulated than the major exchanges, and is subject to abuses, volatilities and shorting. There is currently no broadly followed and established trading market for our common stock. An established trading market may never develop or be maintained. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders. Absence of an active trading market reduces the liquidity of the shares traded.

The trading volume of our common stock may be limited and sporadic. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price.  We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that current trading levels will be sustained. As a result of such trading activity, the quoted price for our common stock on the OTC Markets may not necessarily be a reliable indicator of our fair market value.  In addition, if our shares of common stock cease to be quoted, holders would find it more difficult to dispose of or to obtain accurate quotation as to the market value of, our common stock and as a result, the market value of our common stock likely would decline.

The market price for our stock may be volatile and subject to fluctuations in response to factors, including the following:

●	The increased concentration of the ownership of our shares by a limited number of affiliated stockholders following the Merger may limit interest in our securities;
●	variations in quarterly operating results from the expectations of securities analysts or investors;
●	revisions in securities analysts' estimates or reductions in security analysts' coverage;
●	announcements of new attractions or services by us or our competitors;
●	reductions in the market share of our services;
●	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;
●	general technological, market or economic trends;
●	investor perception of our industry or prospects;
●	insider selling or buying;
●	investors entering into short sale contracts;
●	regulatory developments affecting our industry; and
●	additions or departures of key personnel.

Many of these factors are beyond our control and may decrease the market price of our common stock, regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our common stock will be at any time, including as to whether our common stock will sustain current market prices, or as to what effect that the sale of shares or the availability of common stock for sale at any time will have on the prevailing market price.

Our common stock may never be listed on a major stock exchange.

While we may seek the listing of our common stock on a national or other securities exchange at some time in the future, we currently do not satisfy the initial listing standards and cannot ensure that we will be able to satisfy such listing standards or that our common stock will be accepted for listing on any such exchange.  Should we fail to satisfy the initial listing standards of such exchanges, or our common stock is otherwise rejected for listing, the trading price of our common stock could suffer, the trading market for our common stock may be less liquid, and our common stock price may be subject to increased volatility.

A decline in the price of our common stock could affect our ability to raise working capital and adversely impact our ability to continue operations.

A prolonged decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise capital.  A decline in the price of our common stock could be especially detrimental to our liquidity and our operations.  Such reductions may force us to reallocate funds from other planned uses and may have a significant negative effect on our business plan and operations, including our ability to develop new services and continue our current operations.  If our common stock price declines, we can offer no assurance that we will be able to raise additional capital or generate funds from operations sufficient to meet our obligations.  If we are unable to raise sufficient capital in the future, we may not be able to have the resources to continue our normal operations.

Concentrated ownership of our common stock creates a risk of sudden changes in our common stock price.

The sale by any shareholder of a significant portion of their holdings could have a material adverse effect on the market price of our common stock.

Sales of our currently issued and outstanding stock may become freely tradable pursuant to Rule 144 and may dilute the market for your shares and have a depressive effect on the price of the shares of our common stock.

A substantial majority of the outstanding shares of Common Stock are "restricted securities" within the meaning of Rule 144 under the Securities Act of 1933, as amended (the "Securities Act") ("Rule 144").  As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Securities Act and as required under applicable state securities laws. Rule 144 provides in essence that a non-affiliate who has held restricted securities for a period of at least six months may sell their shares of common stock.  Under Rule 144, affiliates who have held restricted securities for a period of at least six months may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1% of a company's outstanding shares of common stock or the average weekly trading volume during the four calendar weeks prior to the sale (the four calendar week rule does not apply to companies quoted on the OTCQB).  A sale under Rule 144 or under any other exemption from the Securities Act, if available, or pursuant to subsequent registrations of our shares of common stock, may have a depressive effect upon the price of our shares of common stock in any active market that may develop.

The securities issued in connection with the Merger are restricted securities and may not be transferred in the absence of registration or the availability of a resale exemption.

The shares of common stock being issued in connection with the Merger are being issued in reliance on an exemption from the registration requirements under Section 4(2) of the Securities Act and Regulation D or Regulation S promulgated thereunder. Consequently, these securities will be subject to restrictions on transfer under the Securities Act and may not be transferred in the absence of registration or the availability of a resale exemption. In particular, in the absence of registration, such securities cannot be resold to the public until certain requirements under Rule 144 promulgated under the Securities Act have been satisfied, including certain holding period requirements. As a result, a purchaser who receives any such securities issued in connection with the Merger may be unable to sell such securities at the time or at the price or upon such other terms and conditions as the purchaser desires, and the terms of such sale may be less favorable to the purchaser than might be obtainable in the absence of such limitations and restrictions.

If we issue additional shares or derivative securities in the future, it will result in the dilution of our existing stockholders.

Our Articles of Incorporation authorizes the issuance of up to 500,000,000 shares of common stock, $0.001 par value per share. Our board of directors may choose to issue some or all of such shares, or derivative securities to purchase some or all of such shares, to provide additional financing in the future.

We do not plan to declare or pay any dividends to our stockholders in the near future.

We have not declared any dividends in the past, and we do not intend to distribute dividends in the near future. The declaration, payment and amount of any future dividends will be made at the discretion of the board of directors and will depend upon, among other things, the results of operations, cash flows and financial condition, operating and capital requirements, and other factors as the board of directors considers relevant.  There is no assurance that future dividends will be paid, and if dividends are paid, there is no assurance with respect to the amount of any such dividend.

The requirements of being a public company may strain our resources and distract management.

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"). These requirements are extensive. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting.

We may incur significant costs associated with our public company reporting requirements and costs associated with applicable corporate governance requirements.  We expect all of these applicable rules and regulations to significantly increase our legal and financial compliance costs and to make some activities more time consuming and costly.  This may divert management's attention from other business concerns, which could have a material adverse effect on our business, financial condition and results of operations.  We also expect that these applicable rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage.  As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers. We are currently evaluating and monitoring developments with respect to these rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

Persons associated with securities offerings, including consultants, may be deemed to be broker dealers.

In the event that any of our securities are offered without engaging a registered broker-dealer, we may face claims for rescission and other remedies.  If any claims or actions were to be brought against us relating to our lack of compliance with the broker-dealer requirements, we could be subject to penalties, required to pay fines, make damages payments or settlement payments, or repurchase such securities. In addition, any claims or actions could force us to expend significant financial resources to defend our company, could divert the attention of our management from our core business and could harm our reputation.

Future changes in financial accounting standards or practices may cause adverse unexpected financial reporting fluctuations and affect reported results of operations.

A change in accounting standards or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective.  New accounting pronouncements and varying interpretations of accounting pronouncements have occurred and may occur in the future.  Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct business.

"Penny Stock" rules may make buying or selling our common stock difficult.

Trading in our common stock is subject to the "penny stock" rules. The SEC has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. These rules require that any broker-dealer that recommends our common stock to persons other than prior customers and accredited investors, must, prior to the sale, make a special written suitability determination for the purchaser and receive the purchaser's written agreement to execute the transaction. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated with trading in the penny stock market. In addition, broker-dealers must disclose commissions payable to both the broker-dealer and the registered representative and current quotations for the securities they offer. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our common stock, which could severely limit the market price and liquidity of our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We do not own any property.

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR EQUITY SECURITIES AND OTHER SHAREHOLDER MATTERS

Our common stock first became quoted on the FINRA Over-the-Counter Markets, or "OTC Markets" under the trading symbol "MLSO" on June 5, 2015. The Company's trading symbol was changed to "MLSOD" on June 16, 2015 and, subsequently, changed to “HSHS” on July 15, 2015. The following table lists the high and low bid information for our common stock as quoted on the OTC Markets for the fiscal years ended 2015 and 2014, respectively:

	Price Range
Quarter Ended	High ($)	Low ($)
May 31, 2015	0	0
February 28, 2015	0	0
November 30, 2014	0	0
August 31, 2014	0	0
May 31, 2014	0	0
February 28, 2014	0	0
November 30, 2013	0	0
August 31, 2013	0	0

The above quotations from the OTC Markets reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

(b)          Holders.

The number of record holders of our common stock as of August 31, 2015, was approximately fifty seven (57) based on information received from our transfer agent. This amount excludes an indeterminate number of shareholders whose shares are held in "street" or "nominee" name with a brokerage firm or other fiduciary.

(c)          Dividends.

We have not paid or declared any cash dividends on our common stock and we do not anticipate paying dividends on our common stock for the foreseeable future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

We currently do not have any equity compensation plans.

ITEM 6. SELECTED FINANCIAL DATA

Not required for smaller reporting companies.

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

Our net loss for the fiscal year ended May 31, 2015 was $31,384 compared to a net loss of $5,958 for the fiscal year ended May 31, 2014. During fiscal year ended May 31, 2015, we generated $0 in revenue compared to revenue of $3,800 for the fiscal year ended May 31, 2014.

During the fiscal year ended May 31, 2015, we incurred expenses of $31,384 compared to $9,758 incurred during the period for the fiscal year ended May 31, 2014.

LIQUIDITY AND CAPITAL RESOURCES

As of May 31, 2015 our current assets were $0 compared to $19,442 in current assets at May 31, 2014. As of May 31, 2015, our current liabilities were $11,766 compared to $1,824 in current liabilities at May 31, 2014.

Stockholders’ equity was $(11,766) as of May 31, 2015 compared to $17,618 as of May31, 2014.

The weighted average number of shares outstanding was 152,683,553 for the year ended May 31, 2015 compared to 120,271,230 for the fiscal year ended May 31, 2014.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the year ended May 31, 2015, net cash flows used in operating activities was $31,125. Net cash flows used in operating activities was $5,958 for the fiscal year ended May 31, 2014.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the year ended May 31, 2015, net cash flows from financing activities was $12,483 received from proceeds from issuance of common stock and advance from director compared to $20,550 for the year ended May 31, 2014.

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

GOING CONCERN

The independent auditors' report accompanying our May 31, 2015 and May 31, 2014 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors
HashingSpace Corporation
(formerly Milestone International, Corp.)
Kaliningrad, Russia

We have audited the accompanying balance sheets of HashingSpace Corporation (formerly Milestone International, Corp.) (“the Company”), as of May 31, 2015 and 2014 and the related statements of operations, changes in stockholders’ equity and cash flows for each of the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of May 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred net losses since inception and has a working capital deficit and an accumulated deficit as of May 31, 2015. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP
www.malonebailey.com
Houston, Texas
August 31, 2015

HASHINGSPACE CORPORATION (FORMERLY MILESTONE INTERNATIONAL, CORP.) BALANCE SHEETS
	MAY 31, 2015	MAY 31, 2014
ASSETS
Current Assets
Cash	$-	$18,642
Subscription receivable	-	800
Total current assets	-	19,442
Total assets	$-	$19,442

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Loan payable to related party	$11,507	$1,824
Accounts payable	259	-
Total current liabilities	11,766	1,824

Stockholders’ Equity (Deficit)
Preferred stock, $0.001 par value, 10,000,000 shares authorized;
no shares issued and outstanding as of May 31, 2015 and May 31, 2014	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized;
152,700,000 and 149,700,000 shares issued and outstanding as of May 31, 2015 and May 31, 2014, respectively	152,700	149,700
Additional paid-in capital	(126,900)	(125,900)
Accumulated deficit	(37,566)	(6,182)
Total stockholders’ equity (deficit)	(11,766)	17,618
Total liabilities and stockholders’ equity	$-	$19,442

See accompanying notes to the financial statements

HASHINGSPACE CORPORATION (FORMERLY MILESTONE INTERNATIONAL, CORP.) STATEMENTS OF OPERATIONS
	YEAR ENDED MAY 31, 2015	YEAR ENDED MAY 31, 2014
Revenue	$-	$3,800

Operating Expenses
General and administrative expenses	31,384	9,758
Total operating expenses	31,384	9,758

Net loss	$(31,384)	$(5,958)
Basic and diluted loss per common share	$(0.00)	$(0.00)
Basic and diluted weighted average shares outstanding	152,683,553	120,271,230

See accompanying notes to the financial statements

HASHINGSPACE CORPORATION
(FORMERLY MILESTONE INTERNATIONAL, CORP.)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED MAY 31, 2015 AND 2014

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance as of May 31, 2013	120,000,000	$120,000	$(116,000)	$(224)	$3,776
Common shares issued for cash at $0.0006667	29,700,000	29,700	(9,900)	-	19,800
Net loss	-	-	-	(5,958)	(5,958)
Balance as of May 31, 2014	149,700,000	149,700	(125,900)	(6,182)	17,618
Common shares issued for cash at $0.0006667	3,000,000	3,000	(1,000)	-	2,000
Net loss	-	-	-	(31,384)	(31,384)
Balance as of May 31, 2015	152,700,000	$152,700	$(126,900)	$(37,566)	$(11,766)

See accompanying notes to the financial statements

HASHINGSPACE CORPORATION (FORMERLY MILESTONE INTERNATIONAL, CORP.) STATEMENTS OF CASH FLOWS
	YEAR ENDED MAY 31, 2015	YEAR ENDED MAY 31, 2014
Operating Activities
Net loss	$(31,384)	$(5,958)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable	259	-
Net cash used in operating activities	(31,125)	(5,958)

Financing Activities
Proceeds from issuance of common stock	2,000	19,000
Collection of subscription receivable	800	-
Proceeds from related party loan	9,683	1,550
Net cash provided by financing activities	12,483	20,550

Net decrease in cash and equivalents	(18,642)	14,592
Cash and equivalents at beginning of the year	18,642	4,050
Cash and equivalents at end of the year	$-	$18,642

Supplemental cash flow information:
Cash paid for:
Interest	$-	$-
Taxes	$-	$-

Noncash investing and financing activities:
Common stock issued for subscription receivable	$-	$800

See accompanying notes to the financial statements

HASHINGSPACE CORPORATION
(FORMERLY MILESTONE INTERNATIONAL, CORP.)
NOTES TO THE FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of Business

HashingSpace Corporation (formerly known as Milestone International, Corp.) (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on April 18, 2013. We are a Russia based corporation and intend to provide service in interior design in its targeted markets, which currently is Russia.

In the year ended May 31, 2015, the Company has elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the company to remove the inception to date information and all references to development stage.

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

Earnings per Share

The Company computes loss per share in accordance with “ASC-260,” “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of May 31, 2015 and 2014, the company had no potential dilutive shares outstanding.

NOTE 2 – GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred net losses since inception resulting in an accumulated deficit of $37,566 as of May 31, 2015 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of common stock.

NOTE 3 – INCOME TAXES

As of May 31, 2015 the Company had net operating loss carry forwards of $37,566 that may be available to reduce future years’ taxable income through 2035. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

Components of net deferred tax assets, including a valuation allowance, are as follows at May 31, 2015 and 2014.

	2015	2014
Deferred tax assets:
Net operating loss carry forward	$37,566	$6,182
Total deferred tax assets	13,148	2,164
Less: valuation allowance	(13,148)	(2,164)
Net deferred tax assets	$-	$-

The valuation allowance for deferred tax assets as of May 31, 2015 was $13,148. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of May 31, 2015.

Reconciliation between the statutory rate and the effective tax rate is as follows at May 31, 2015 and 2014:

	2015	2014
Federal statutory tax rate	(35.0)%	(35.0)%
Valuation allowance	35.0%	35.0%
Effective tax rate	-%	-%

NOTE 4 – RELATED PARTY TRANSACTIONS

Since inception through May 31, 2015, a former Director advanced the Company an aggregate of $11,507 ($9,683 during fiscal 2015 and $1,824 during fiscal 2014) to pay for general and administrative expenses. This loan is non-interest bearing, due upon demand and unsecured.

NOTE 5 – EQUITY

During June 2014, the Company issued 3,000,000 common shares for cash proceeds of $2,000.

During May 2014, the Company issued 950,000 common shares for cash proceeds of $19,000. The Company also issued 40,000 shares for $800 which was recorded as a subscription receivable. The cash was received in June 2014.

NOTE 6 – AMENDMENT TO ARTICLES OF INCORPORATION

Effective May 19, 2015, Milestone International, Corp., a Nevada corporation (the "Company"), amended its articles of incorporation to (i) change its corporate name to "HashingSpace Corporation" (the "Name Change"); (ii) increase the number of authorized shares of the Company's capital stock which the Company is authorized to issue from 75,000,000 shares to 510,000,000, consisting of (a) 500,000,000 shares of common stock (the "Common Stock") and (b) 10,000,000 shares of preferred stock (the "Preferred Stock") (the "Authorized Share Increase"); (iii) reclassify the Common Stock by changing each one (1) share of Common Stock into thirty (30) shares of Common Stock (the "Stock Split"); and (iv) create an authorized class and grant to the Company's board of directors the authority, without further action by the stockholders of the Company to provide for the issuance of the shares of Preferred Stock in any number of series, to establish from time to time the number of shares to be included in each such series, and to fix the designation, powers, preferences and rights of the shares of each such series and the qualifications, limitations or restrictions thereof (the "Designation of Authority").

To effect the Name Change, the Authorized Share Increase, the Stock Split and the Designation of Authority, the Company filed a Certificate of Amendment to its Articles of Incorporation with the Secretary of State of the State of Nevada. All share and per share amounts herein have been retroactively restated to reflect the split.

NOTE 7 – SUBSEQUENT EVENTS

Convertible Promissory Notes

During May and June of 2015, HashingSpace Corporation, a Delaware corporation, borrowed an aggregate of $238,250 under eighteen convertible promissory note arrangements. The convertible notes bear interest at 10% and mature between three months and one year from the date of each note’s execution. Upon closing by HashingSpace of a financing in which HashingSpace is merged into a public entity, the outstanding principal amount of the notes with all accrued and unpaid interest automatically convert into common stock of the surviving public entity. On July 10, 2015, the aggregate principal of $238,250 and corresponding accrued interest of $1,827 converted into 8,446,132 shares of common stock of the Company.

Equity

Stock Issued for Cash

On July 11, 2015, the Company issued 142,857 shares of restricted common stock for $10,000 ($0.07 per share).

On July 16, 2015, the Company issued 416,667 shares of restricted common stock for $25,000 ($0.06 per share).

On July 17, 2015, the Company issued 833,333 shares of restricted common stock for $50,000 ($0.06 per share).

On July 24, 2015, the Company issued 416,667 shares of restricted common stock for $25,000 ($0.06 per share).

On July 29, 2015, the Company issued 214,285 shares of restricted common stock for $15,000 ($0.07 per share).

On July 30, 2015, the Company issued 583,333 shares of restricted common stock for $35,000 ($0.06 per share).

On July 30, 2015, the Company issued 180,000 shares of restricted common stock for $18,000 ($0.10 per share).

On July 30, 2015, the Company issued 180,000 shares of restricted common stock for $18,000 ($0.10 per share).

On July 31, 2015, the Company issued 12,500 shares of restricted common stock for $1,250 ($0.10 per share).

On August 3, 2015, the Company issued 166,667 shares of restricted common stock for $15,000 ($0.09 per share).

Stock Issued for Conversion of Notes Payable

On July 10, 2015, the Company issued 8,446,132 shares of common stock to convert eighteen notes payable and accrued interest of $240,077.

Stock Issued for Services

On July 10, 2015, the Company issued 50,000 shares of common stock for services to an advisor.

On July 14, 2015, the Company issued 50,000 shares of common stock for services to an advisor.

On July 14, 2015, the Company issued 50,000 shares of common stock for services to an advisor.

On July 14, 2015, the Company issued 150,000 shares of common stock for services to an advisor.

On July 17, 2015, the Company issued 100,000 shares of common stock for services to an advisor.

On August 9, 2015, the Company issued 700,000 shares of common stock for services to a service provider.

On August 20, 2015, the Company issued 200,000 shares of common stock for services to a service provider.

On August 20, 2015, the Company issued 450,000 shares of common stock for services to a service provider.

On August 27, 2015, the Company issued 220,000 shares of common stock for services to a service provider.

On August 27, 2015, the Company issued 500,000 shares of common stock for services to a service provider.

Advisory Board Agreements

On May 1, 2015, HashingSpace Corporation, a Delaware corporation, entered into an Advisory Board Agreement for a one month term; whereas, the Advisor received 50,000 shares of common stock of the Company on July 10, 2015.

On June 23, 2015, HashingSpace Corporation, a Delaware corporation, entered into an Advisory Board Agreement for a three year term; whereas, the Advisor shall receive 1,500,000 shares of common stock of the Company, with one-third of such shares vesting annually.

On July 14, 2015, the Company entered into an Advisory Board Agreement for a one month term; whereas, the Advisor received 50,000 shares of common stock of the Company upon execution of the agreement.

On July 14, 2015, the Company entered into an Advisory Board Agreement for a one month term; whereas, the Advisor received 50,000 shares of common stock of the Company upon execution of the agreement.

On July 14, 2015, the Company entered into an Advisory Board Agreement for a one year term; whereas, the Advisor received 150,000 shares of common stock of the Company upon execution of the agreement.

On July 17, 2015, the Company entered into an Advisory Board Agreement for a one month term; whereas, the Advisor received 100,000 shares of common stock of the Company upon execution of the agreement.

Acquisition

On July 10, 2015, HashingSpace Corporation, a Delaware corporation, consummated a Stock Purchase Agreement whereby HashingSpace Corporation, a Delaware corporation, acquired 120,000,000 shares of the common stock, par value $0.001 per share of HashingSpace Corporation (the “Registrant” formerly known as Milestone International Corp.) held by Yahor Bryshtsel.  The acquisition of the Shares, which represented approximately 78% of the outstanding shares of the Registrant's common stock, resulted in a change in control of the Registrant.  Also on July 6, 2015, Mr. Bryshtsel resigned as the Registrant's sole officer and director.  Timothy M. Roberts, the Chief Executive Officer of the Company was appointed as the Registrant's Chairman and Chief Executive Officer to fill such vacancy.

On July 10, 2015, the Registrant entered into and consummated an Agreement of Merger and Plan of Reorganization, with HASH Acquisition Corp. (Acquisition), a Delaware corporation and wholly-owned subsidiary of the Registrant, and HashingSpace Corporation, a Delaware corporation.  Pursuant to the terms of the Merger Agreement, Acquisition merged with and into HashingSpace Corporation, a Delaware corporation, in a statutory reverse triangular merger with HashingSpace Corporation, a Delaware corporation, surviving as a wholly-owned subsidiary of the Registrant.  As consideration for the Merger, the Shareholders of the Company issued an aggregate of One Hundred and Twenty Million (120,000,000) shares of the Registrant’s Common Stock issued to the Shareholders of HashingSpace Corporation, a Delaware corporation, in accordance with their pro rata ownership and Six Hundred Thousand (600,000) shares of Series A Preferred Stock.  Additionally, pursuant to the Merger Agreement, HashingSpace Corporation, a Delaware corporation, agreed to retire and cancel the Control Shares it had acquired from Mr. Bryshtsel.  Following the Merger, the Registrant adopted the business plan of the Company in the Bitcoin mining operations and ASIC hosting industry

Memorandum of Understanding

On July 1, 2015, HashingSpace Corporation, a Delaware corporation, executed a Memorandum of Understanding with Port of Douglas County to lease land to be utilized for the Company’s intentions to build an 186,000 square feet data center on the site. The Memorandum of Understanding is a non-binding agreement that outlines the future intentions of the parties. Upon the issuance of a building permit to the Company, the Port seeks to enter into a lease agreement with the Company. The Port will cause the professional services to complete a Soil Report as required by Douglas County for the issuance of a building permit. If for any reason a building permit is not issued or a land lease is not entered into, the Company shall reimburse the Port for all costs associated with the Soils Report which cost is anticipated not to exceed $6,500.00.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

 Our Chief Executive Officer, Timothy Roberts, and Chief Financial Officer, Terrance Taylor, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on the evaluation, Mr. Roberts and Mr. Taylor concluded that our disclosure controls and procedures are not effective in timely alerting them to material information relating to us that is required to be included in our periodic SEC filings and ensuring that information required to be disclosed by us in the reports we file or submit under the Act is accumulated and communicated to our management, including our chief financial officer, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure, for the following reasons:

● The Company does not have an independent board of directors or audit committee or adequate segregation of duties;
● We do not have an independent body to oversee our internal control over financial reporting and lack multiple levels of supervision and review due to the limited nature and resources of the Company.

  We plan to rectify these weaknesses by implementing an independent board of directors and hiring additional accounting personnel once we have additional resources to do so.

(b) Management's report on internal control over financial reporting.

Our Chief Executive Officer, Timothy Roberts, and Chief Financial Officer, Terrance Taylor, are responsible for establishing and maintaining adequate internal control over financial reporting. Mr. Roberts and Mr. Taylor have assessed the effectiveness of the Company's internal control over financial reporting as of the end of the period covered by this report. Based on this assessment Mr. Roberts and Mr. Taylor have concluded that, as of the end of the period covered by this report, the Company's internal control over financial reporting is ineffective based on those criteria.

(c) Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE COMPANY

The director and Officer currently serving our Company is as follows:

Name	Age	Position

Timothy Roberts (1)	45	Chairman and Chief Executive Officer
Michael Whitaker (1)	64	Chief Operating Officer
Terrance Taylor (1)	49	Chief Financial Officer
Steve Chilton (1)	64	Vice President of Research and Development and Multimedia
James Perse (1)	46	EVP-Operations
David Husted (1)	45	EVP-Business Development

(1) c/o HashingSpace Corporation, 5042 Wilshire Blvd #26900, Los Angeles, CA  90036

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

Timothy Roberts, 45, Chairman, Director, Chief Executive Officer, Treasurer and Secretary. Mr. Roberts has more than two decades of experience in the technology industry and has held prior roles such as CEO, CTO, Managing Director or Board Member for six different companies. Mr. Roberts was the innovator and founder of broadband services provider Savvis Communications (NASDAQ: SVVS), which was sold to Century Link for $2.5 billion in 2011. Savvis supports over one-third of all Internet transports, a large portion of the federal and state government infrastructure and is the dominant provider of the financial market infrastructure. Mr. Roberts also founded net-sourcing service provider, Intira Corporation, which was the first company to pioneer and sell enterprise class hosting/data centers, first to market with cloud computing (NetSourcing) as a service, combined with a worldwide OC3 ATM BGP backbone and virtualized hosting from the cloud. The company successfully raised more than $250 million in equity capital and was sold to a real estate developer, which owned buildings that housed portions of Intira's data centers, and became Terremark (NASD: TMRK). In 2011, Terremark was sold to Verizon for $1.4 billion. In addition, Mr. Roberts was the Founder and CEO of Infinium Labs, Inc., GameStreamer, Inc. and Savtira Corporation. Mr. Roberts served as the Chairman, Chief Executive Officer, Treasurer and Secretary of StationDigital Corporation (OTC: "SDIG") which he founded. StationDigital is a digital media broadcast platform.  On September 19, 2008, Mr. Roberts settled charges with the Securities and Exchange Commission. The Commission (Case No. 06-cv-1611 T-23EAJ) alleged that during a promotional fax campaign, Mr. Roberts took advantage of the increased trading volume in Infinium Labs shares to sell his personal stock holdings without reporting the sales to the public. The Commission's complaint also alleged that Roberts paid the promoter with four million shares of his own Infinium Labs stock in violation of the registration provisions of the federal securities laws. As part of the settlement, Mr. Roberts agreed, without admitting or denying the Commission's allegations, to: an injunction from future violations of Sections 5(a), 5(c) and 17(a) of the Securities Act of 1933, Sections 10(b) and 16(a) of the Securities Exchange Act of 1934 and Rules 10b 5 and 16a 3 thereunder; accepted a bar from serving as an officer or director of any public company for five years; be barred from participating in any offering of penny stock for five years; and to pay a civil penalty in the amount of $30,000.

Michael Whitaker, 64, Chief Operating Officer. Mr. Whitaker has an extensive 25-year background managing and developing telecommunications networks and applications. Mr. Whitaker served as the Chief Operating Officer at CountryWide Broadband a triple play services provider from 2013 to 2015. He held the position of COO at Memphis Networx from 2000 to 2003 where he led the design and construction of a 110-mile metropolitan fiber network. Mr. Whitaker also held the position of Vice President of Strategic Alliances for Williams Communications Networks and part of a project team managing the construction of a 42,000-mile national network for SBC (now ATT) from 1997 to 2000. Additionally, Mr. Whitaker was the founder of Visual Collaboration Communications and also Vice President and General Manager of Broadband Services for Core Express and the City Manager of O’Fallon and Lake St. Louis, Missouri. Mr. Whitaker earned a degree from Indiana State University.

Terrance Taylor, 49, Chief Financial Officer. Terrance has more than two decades of experience in the finance, financial reporting, accounting, telecommunications and technology industry. Mr. Taylor served as Chief Financial Officer for StationDigital Corporation from April 2014 through August 2014. From November 2010 to July 2012 Mr. Taylor served as the Vice President of Corporate Development and Treasurer of Savtira Corporation, Chief Financial Officer for GameStreamer, Inc. from October 2008 to April 2010, Consultant, Controller and Interim Chief Financial Officer for Phantom Entertainment, Inc. from November 2003 to September 2008 and Controller and Financial Reporting Manager for Wireless One Network, from January 1999 to October 2003 which was sold to AT&T Wireless for $850 million. While serving as Controller for Wireless One Network, Mr. Taylor spearheaded the transition of accounting functions from the Wireless One Network to AT&T Wireless for a 12-month post-sale transition period. Mr. Taylor's expertise also includes GAAP reporting, operating capital budgets, regulatory filings and compliance reporting. Mr. Taylor earned his Bachelor of Business Administration Degree with an Accounting Major from the University of Cincinnati.

Stephen Chilton, 64, VP of Research and Development and Multimedia Relations.  Mr. Chilton brings to HashingSpace Corporation more than 30 years of technology experience. Prior to joining the Company, Mr. Chilton worked for the Department of Education in the State of Hawaii from September/1981 to August/1999 designing and installing numerous local area networks and training many faculties in technology integration. He has authored business plans for numerous technology startups including, Infinium Labs,  a broadband gaming company; VistaWiz, a technology security company;  Hexagrid, an IaaS company; and Farmergy, a technology company managing carbon credits.  From August/1998 to September/1999, Mr. Chilton was a researcher for Intira Corporation, the first cloud computing company. He recently did competitive analysis for StationDigital, a music streaming company. He has also held positions as a technology coordinator for the State of Hawaii and in a St. Louis county public school. Mr. Chilton holds a Masters Degree in Education from Washington University in St. Louis and has 30 post masters hours in Telecommunications Management from the University of Hawaii and the Hawaii State Department of Education.

James Perse, 45, EVP – Operations.  Mr. Perse is a twenty year veteran of the technology industry. Prior to joining HashingSpace, Mr. Perse served as the Director of IT at StationDigital, a music streaming company.  From August 2012 to November 2014, Mr. Perse served as the VP of Technology at GoldenHeart Holdings, a cloud based company.  Mr. Perse is a network and security engineer by training. He has held various roles for Internet Service Providers and hosting companies from Senior Network Engineer to Manager of Network Operations to Director of Service Delivery. A leader in technical support, Mr. Perse has managed call centers with large national customer bases while maintaining the network infrastructure. Major accomplishments include multiple datacenter design and deployments, national deployment of DSL, and regional deployment of wireless broadband. Mr. Perse holds a Bachelor of Science in Finance from Arizona State University.

David Husted, 45, EVP - Business Development. Prior to joining HashingSpace, Mr. Husted has had a varied career in many different industries. Mr. Husted held senior business development, marketing and management positions for more than 20 years in the telecom and IT industries. He held various positions with AT&T over a 5 year period.  Mr. Husted has developed a number of integrated websites with a focus on database captures for sales and service. These database captures support the CRM tools for business management. Additionally, he has developed business network security and web services including e-commerce through e-strategy data solutions.

AUDIT COMMITTEE

We do not have an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we have minimal operations, at the present time, we believe the services of a financial expert are not warranted.

SIGNIFICANT EMPLOYEES

Other than our Officers and Directors, we do not expect any other individuals to make a significant contribution to our business.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth all of the compensation awarded to, earned by or paid to (i) each individual serving as the Company's principal executive officer during the last two completed fiscal years ending May 31, 2015 and 2014; (ii) each other individual that served as an executive officer of the Company at the conclusion of the fiscal year ended May 31, 2015 and who received in excess of $100,000 in the form of salary and bonus during such fiscal year.

Summary Compensation of Executive Officers

Name and Principal Position	Year	Salary (1)	Bonus	Equity Awards	Option Awards	All Other Compensation	Total
Yahor Bryshtsel	2014	—	—	—	—	—	—
	2013	—	—	—	—	—	—
Timothy Roberts	2014	—	—	—	—	—	—
	2013	—	—	—	—	—	—
Michael Whitaker	2014	—	—	—	—	—	—
	2013	—	—	—	—	—	—
Terrance Taylor	2014	—	—	—	—	—	—
	2013	—	—	—	—	—	—
Steve Chilton	2014	—	—	—	—	—	—
	2013	—	—	—	—	—	—
James Perse	2014	—	—	—	—	—	—
	2013	—	—	—	—	—	—
David Husted	2014	—	—	—	—	—	—
	2013	—	—	—	—	—	—

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding each unexercised option and non-vested stock award held by each of the Company's named executive officers as of May 31, 2015.

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price ($)	Option Expiration Date
Yahor Bryshtsel	—	—	N/A	N/A
Timothy Roberts	—	—	N/A	N/A
Michael Whitaker	—	—	N/A	N/A
Terrance Taylor	—	—	N/A	N/A
Steve Chilton	—	—	N/A	N/A
James Perse	—	—	N/A	N/A
David Husted	—	—	N/A	N/A

Compensation of Directors

The Company did not pay any fees to their respective directors for attendance at meetings of the board; however, the Company may adopt a policy of making such payments in the future.  The Company will reimburse out-of-pocket expenses incurred by directors in attending board and committee meetings.

CHANGE OF CONTROL

As of May 31, 2015, we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information as of the most recent date regarding beneficial ownership of our Common Stock by: (i) each person known to us who beneficially owns more than five percent of our common stock; (ii) each of our directors; (iii) each of our executive officers; and (iv) all of our directors and executive officers as a group.  The number of shares beneficially owned is determined under rules promulgated by the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. The shares in the tables does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares.

Shareholder (1)	Beneficial Ownership	Percent of Class (2)
Timothy Roberts(3)	93,960,000	58.3%
Terrance Taylor	12,000,000	7.4%
James Perse	12,000,000	7.4%
Steven Chilton	0	*
David Husted	0	*
Michael Whitaker	0	*

Officers and Directors as a Group (8 persons)	117,960,000	73.2%

* Less than one percent (1%).
(1) The address for all officers, directors and beneficial owners is 5700 Oakland Avenue, #200, St. Louis, Missouri 63110.
(2) Based upon 161,196,132 shares of common stock outstanding as of July 10, 2015.
(3) Does not include 600,000 shares of Series A Preferred Stock, which vote at the rate of 250 votes of Common Stock per share of Series A Preferred Stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On May 16, 2013, we offered and sold 4,000,000 shares of common stock to Yahor Bryshtsel, the Company’s former President, Treasurer, sole Director and Secretary at a purchase price of $0.001 per share, for aggregate proceeds of $4,000.

As of May 31, 2015, Yahor Bryshtsel, the Company’s President, Treasurer, sole Director and Secretary had advanced $11,507 to the Company.  This amount is payable upon demand, unsecured, non-interest bearing, has no term.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During fiscal year ended May 31, 2015, we incurred approximately $7,250 in fees to our principal independent accountants for professional services rendered in connection with the audit of our financial statements for the fiscal year ended May 31, 2015 and for the reviews of our financial statements for the quarters ended August 30, 2014, November 30, 2014 and February 28, 2014.

ITEM 15. EXHIBITS

The following exhibits are filed as part of this Annual Report.

Exhibits:
31.01	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.02	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.01	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HASHINGSPACE CORPORATION
Dated: August 31, 2015	By: /s/ Timothy Roberts
Timothy Roberts, Chairman and Chief Executive Officer (Principal Executive Officer)

Dated: August 31, 2015	By: /s/ Terrance Taylor
Terrance Taylor, Chief Financial Officer (Principal Financial and Accounting Officer)